Form 10-K/A
period 2020-12-31
COMM 2016-DC2 Mortgage Trust
filed 2021-03-26
CIK 1663244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 17, 2021 (the “Original Form 10-K”) is to amend the dates appearing under the signature blocks of the Original Form 10-K and the date appearing above the signature block of the Rule 13a-14(d)/15d-14(d) Certifications. Except as described above, no other changes are being made to the Original Form 10-K.

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

Date: March 26, 2021

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 26, 2021